Form 10KSB
period 1999-12-31
TMEX USA INC
filed 2000-04-17
CIK 1017435

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number:

                                 TMEX USA, Inc.
             (Exact name of registrant as specified in its charter)

            Nevada                                       33-0248339
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

5031 Birch Street, Suite G, Newport Beach, California                   92660
(Address of principal executive offices)                              (Zip Code)

                                  949.863.9872
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $413,999.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 31, 2000, approximately $17,912,595.

As of March 31, 2000, there were 14,679,437 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

               [ ] Yes   [X] No

                                     PART I

Item 1. Description of Business.

Our Background and Development. TMEX USA, Inc., a Nevada corporation, formerly Swiss Cellular Laboratories, Inc. ("Company"), was incorporated pursuant to the laws of the State of Nevada on July 29, 1987, as a wholly owned subsidiary of NuTek, Inc., a Nevada corporation, formerly Swiss Technique, Inc. ("NuTek"). On June 30, 1995, NuTek distributed 270,042 of the 300,000 outstanding shares of the Company's $.001 par value common stock which NuTek then held as a dividend to the shareholders of record of NuTek on a pro rata basis. The distribution of those shares of the Company's $.001 par value common stock to the shareholders of NuTek was effected for the purpose of facilitating the Company's ability to expand and diversify its business. On June 30, 1995, the Company changed its name to TMEX USA, Inc.

On April 30, 1996, the Company and TMEX USA, Inc. a Missouri corporation ("TMEX Missouri") entered into a Plan of Reorganization and Agreement whereby the Company issued 1,300,000 shares of common stock in exchange for the assets of TMEX Missouri, valued at $488,220. Subsequent to that reorganization, TMEX Missouri was wound up and dissolved.

Our Business and Communications Network. We are an international telecommunications provider of wholesale and retail voice, video, data, private network, and Internet services via our computer network and laser communication connection from the United States to Mexico. We utilize communications technology, tested and approved by telecommunications carriers, to niche markets and deliver a full range of services through our network. We are committed to evaluating new technologies and continuing to improve our network services, locations, and savings to our customers.

In September 1998, we installed the first cross border laser communications system designed to connect Laredo, Texas to Nuevo Laredo, Mexico. The combination of wireless and fiber technology which is utilized at the border crossing was originally designed for expansion of our Asynchronous Transfer Mode
(ATM) Network and allows us to cross the terrain barrier of the Rio Grande River. We began offering Mexican voice and data communications services to U.S. Telecom Corporation through this laser connection by establishing a contractual relationship through our Mexican subsidiary with Alestra (AT&T), a major licensed Mexican phone carrier.

Products and Services.

Our   service    capabilities   include   voice,   debit   access,   video   and
e-commerce/internet, although we concentrate our marketing efforts on voice and debit calling card access.

Voice Services. In the telecommunications market, we provide standard voice telephone services to support international telephone traffic to Mexico. We anticipate that we will contract with various United States carriers for initial system usage of approximately 20.4 million minutes per month. We anticipate an average margin of 1.83 cents per minute for telephone calls utilizing our network into Mexico. By servicing these contracts, we anticipate that we can generate gross profits of approximately $360,000 per month.

Debit Card Services. We provide telephone services to Mexico via debit card access. Calls originate within the United States, are routed within the United States (domestically) as well as to Mexico (internationally). We are currently negotiating with United States carriers and distributors to provide international debit calls from the United States to other markets, such as Central and South America, Europe and Asia. We believe that our pricing is competitive with the pricing of other wholesale carriers for the international calls to Mexico. Our current debit card program targets Hispanic groups living within the United States who make long distance international calls.

Network Services. Our high speed ATM network supports all of a business' international data, voice, or video requirements for service by one carrier. We can provide secure private computer networks, telecommunication switch networks and private voice communication networks within a fully integrated ATM system.

Internet Services. We provide standard Internet Service Provider (ISP) services to the general public. These services include internet access, web hosting, web page design, name registration, mail services and off-site data storage.

Consulting Services. We can assist small to medium size businesses with all of their communication requirements. We provide full "turn key" services to update existing network infrastructure, integrate Mexico calling services and provide computer network consultations and recommendations.

Networking Switches. Our networking switches are supported by a fault tolerant ATM system, which insures services are delivered over our network. Our switches utilize Cabletron Systems as the primary switching source.

Our Target Markets and Channels of Distribution. Our customers consist of wholesalers who purchase minutes of international telephone time to Mexico. Communication quality, bandwidth and cost are priorities of these customers. Utilizing our technologies, these customers receive high quality service and benefit from reduced costs.

The Company expects that it can substantially increase its revenue with these customers and other carriers to the Mexican market. The Company also expects to expand its network to other markets.

Our Major Customer. Our major customer is Clifton Digital, Inc., one of the largest marketers of debit calling cards in the United States. We recently executed an addendum to our existing agreement with Clifton Digital, Inc., for us to provide international service on telephone calls placed using the Clifton calling cards. These calling cards are targeted to specific retailers throughout the United States, such as 7-11 and Circle K stores, for their customers. The contract with Clifton Digital, Inc. provides that we will sell $5 million of debit calling card minutes each month for a twelve-month period after an adequate introductory period. We are currently negotiating with other companies in order to reduce our reliance on the contract with Clifton Digital, Inc.

Our Suppliers. Our network has been developed using products supplied by the following three primary vendors: (i) Cabletron Systems, Inc., a Delaware corporation ("Cabletron"); (ii) AstroTerra Corporation, a California
corporation; and (iii) FORE Systems, Inc., a Delaware corporation ("FORE Systems"). Cabletron provides the ATM system and data access products, as well as the switch routers and Internet switches and routers utilized for our telecommunications network. FORE Systems provides the ATM access network which interconnects our clients with our network and destination services. AstroTerra provides a laser communications system which transmits communications via a wireless optical communications system across the border of the United States and Mexico which is separated by the Rio Grande River.

Our Competition. Our competitors for our debit calling card business include companies which provide low cost telecommunications service to Mexico, such as Blackstone, Inc.; U.S. South Communications, Inc.; and RSL Communications Ltd. Our competitors for our wholesale minutes business include companies such as Bordercom International, RSL Communications Ltd., Qwest Communications, Sprint and AT&T. We believe our competitive advantages include low cost service, the ability to supply niche markets with increased bandwidth, and our history of established business in Mexico.

However, competition in the telecommunications industry, generally, is significant. We compete directly with other companies and businesses that have developed and are in the process of developing technologies and products which will be competitive with the products developed and offered by us. There can be no assurance that other technologies or products which are functionally equivalent or similar to our technologies and products have not been developed or are not in development. We expect that there will be companies or businesses which may have developed or are developing such technologies and products as well as other companies and businesses which have the expertise which would encourage them to develop and market products directly competitive with those developed and marketed by us.

Many of these competitors have greater financial and other resources, and more experience in research and development, than us.

Our Intellectual Property. Our success depends in part upon our ability to preserve our trade secrets, obtain and maintain patent protection for our technologies, products and processes, and operate without infringing the proprietary rights of other parties. However, we rely on certain proprietary technologies, trade secrets, and know-how that are not patentable. Although we may take action to protect our unpatented trade secrets, our technology and our proprietary information, in part, by the use of confidentiality agreements with our employees, consultants and certain of our contractors, there can be no assurance that (i) these agreements will not be breached, (ii) we would have adequate remedies for any breach; or (iii) our proprietary trade secrets and know-how will not otherwise become known or be independently developed or discovered by competitors. There is also no assurance that our actions will be sufficient to prevent imitation or duplication of either our products and services by others or prevent others from claiming violations of their trade secrets and proprietary rights.

The utilization or other exploitation of the products and services developed by us may require us to obtain licenses or consents from government regulatory agencies or from the producers or other holders of patents, copyrights or other similar rights relating to our products and services. In the event we are unable, if so required, to obtain any necessary license or consent on terms and conditions which we consider to be reasonable, we may be required to stop developing, utilizing, or exploiting products and services affected by government regulation or by patents, copyrights or similar rights. In the event we are challenged by a government regulatory agency, or by the holders of patents, copyrights or other similar rights, there can be no assurance that we will have the financial or other resources to defend any resulting legal action, which could be significant.

Our Research and Development. We believe that we will expand the types of products we offer by introducing new products and technologies. New product ideas are derived from a number of sources, including in-house research and development, our executives, staff, and consultants and outside parties. In advance of introducing new products and technologies, local counsel and other representatives retained by us investigate product design matters as they relate to regulatory compliance and other issues. Our products are then redesigned to accommodate both the regulatory and marketing requirements of the particular market. There can be no assurance as to the final form of any new regulations or that an appropriate regulatory authority will not seek to impose additional regulations, possibly prohibiting, or placing other restrictions on, the sale of such products, or the impact, if any, of any such regulations.

Our Mexican Subsidiaries. In May 1995, we incorporated TMEX S.A. de C.V., a Mexico corporation ("TMEX Mexico") for the purpose of supporting our telecommunication services in Mexico. We own 9,999 shares of TMEX Mexico's common stock (approximately 99.99% of the issued and outstanding shares of TMEX Mexico's common stock). Our President, Cooper Lee, as Director General of the subsidiary, owns 1 share of TMEX Mexico's common stock (the remaining .01% of the outstanding stock of TMEX Mexico), as required by Mexican law.

In December, 1996, we acquired approximately 24,500 shares of common stock (approximately 49%) of Network Technologies S.A. de C.V., a Mexican corporation ("NetTech") valued at $15,000. NetTech is headquartered in Loma de Chapultepec, Mexico City and received a concession for Internet services from the Mexican Federal Commission of Telecommunications, which will allow NetTech to transmit Internet and data traffic from the United States throughout Mexico.

Government Regulation. Our business is subject to regulation by the Federal Communications Commission ("FCC") and other federal and state regulatory agencies. These regulatory authorities impose regulations governing the rates, terms and conditions for interstate and intrastate telecommunications services. Changes in existing laws and regulations, including the Telecommunications Act of 1996, which provides for greater competition among providers of telecommunications services, may have a material impact on our activities and operating results. We have a C-214 Facilities Bases Services permit by the FCC to operate as a provisioned bearer circuit network.

We may also be subject to Federal Trade Commission regulation and other federal and state laws relating to the promotion, advertising, labeling and packaging of our products. We believe that we are in compliance with all laws, rules and regulations material to our operations and have obtained, or are in the process of obtaining, all licenses, tariffs and approvals necessary for the conduct of our business. There can be no assurance, however, that we will be able to obtain required licenses or approvals in the future or that the FCC or state regulatory authorities will not require us to comply with more stringent regulatory requirements. Conformance of our operations with new statutes and regulations could require us to alter methods of operation, at costs which could be material, or otherwise limit the types of services offered by us.

Hazardous Materials; Environmental Matters. We may be subject to various laws and regulations governing the use, manufacture, storage, handling, and disposal of hazardous materials and certain waste products. The risk of accidental contamination or injury from hazardous materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed our financial resources. In addition, there can be no assurance that, in the future, we will not be required to incur significant costs to comply with environmental laws and regulations relating to hazardous materials. We may be subject to various laws and regulations governing the use, storage, handling and disposal of such materials and certain waste products. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result, and any such liability could exceed our resources. There can be no assurance that we will not be required to incur significant costs to comply with current or future environmental laws and regulations nor that our operations, business or assets will not be materially or adversely affected by current or future environmental laws or regulations.

Employees. As of December 31, 1999, we had 12 full time employees and 6 part-time employees. The employees provide services such as technical support and marketing. From time-to-time we use the services of independent contractors and consultants to support product research and development, marketing and sales and business development.

Item 2.  Description of Property.

Our Property. The consolidated financial statements filed as exhibits to this Form 10-KSB include our accounts and those of our subsidiary, TMEX S.A. de C.V., a Mexico corporation. All significant intercompany transactions have been eliminated. As of the dates specified in the following table, we held the following property:

================================================================================
     Property                  December 31, 1999           December 31, 1998
--------------------------------------------------------------------------------
Cash and equivalents                $375,387                    $248,515
--------------------------------------------------------------------------------
Property & Equipment less           $823,190                    $539,566
Depreciation
================================================================================

We define cash equivalents as all highly liquid investments with a maturity of 3 months or less when purchased. We do not presently own any interests in real estate.

Our  Facilities.   The  following  table  specifies  the   descriptions  of  our
properties.

================================================================================
       Property                                       Description

Newport Beach, California              Our main corporate office and a
5031 Birch Street, Suite G             switching facility.
Newport Beach, CA 92660                Lease expires: September 8, 2000
                                       $2,400.00 / month
--------------------------------------------------------------------------------
Laredo, Texas                          Our United States communications laser
Howard Johnson's Hotel Rooftop         site and a switching facility.
1 South Main Avenue                    Lease expires: August, 2001
Laredo, TX 78040                       $1,750.00 / month
--------------------------------------------------------------------------------
Tijuana, Baja California               The corporate office of our subsidiary,
Av. Rio Suchiate No. 10065-3           TMEX S.A. de C.V.
Col. Revolucion                        Lease term: month to month
P.O. Box 432627                        $220.00 / month
Tijuana, B.C. 22400
--------------------------------------------------------------------------------
Nuevo Laredo, Mexico                   Our Mexican communications laser site.
Ave Josefa O. De Dominguez No 2853     Lease expires: August, 2000
Nuevo Laredo, Tamaulipas               $200.00 / month
================================================================================


Item 3.  Legal Proceedings.

Specified below is our pending litigation.

Fore Systems. On or about September 7, 1999, we filed a complaint in Orange County Superior Court against Fore Systems, a business organization, form unknown, and Doe Defendants 1 through 100, alleging breach of warranty of fitness for intended purposes and negligent misrepresentation. That complaint relates to our purchase, from Fore Systems, of certain equipment designed to transmit electrical signals between the United States and Mexico, and the malfunctioning of that equipment, resulting in monetary damages to us in lost transmission time and software solution costs.

On October 6, 1999, Defendant Fore Systems filed a Notice of Removal of the complaint to federal court; specifically, the United States District Court, Central District of California, Southern Division. On October 12, 1999, the complaint was ordered removed to that federal court. On or about October 27, 1999, we filed a First Amended Complaint for breach of warranty, strict liability on defective product, negligence, and fraud, and correctly identified Defendant Fore Systems, as a Delaware corporation.

We are seeking monetary damages of approximately $250,000. On or about January 10, 2000, Fore Systems filed a Motion to Dismiss the complaint. We opposed that Motion to Dismiss and, on January 26, 2000, the Court denied Fore System's Motion to Dismiss but granted permission for Fore Systems to refile that motion. On February 9, 2000, Fore Systems refiled that Motion. We again opposed that Motion and that Motion is currently being considered by the judge.

We are currently engaged in settlement discussions with Fore Systems and may entertain a settlement offer which includes discounts on the purchase of additional components and other products from Fore Systems.

Phillips, Nagel and Nagel. On or about March 8, 2000, Silas Phillips, Conrad Nagel and Kathrina B. Nagel (collectively, "Plaintiffs") filed a complaint in Orange County Superior Court against us for damages for conversion and fraud. The Plaintiffs alleged, among other things, that we acquired a controlling interest in Cellular 2000, a Nevada corporation, in 1997. Plaintiffs further alleged that we, as compensation for services and as a bonus, had issued certain shares of our common stock to Plaintiffs, two of whom were officers of Cellular 2000 and one of whom was the spouse of an officer of Cellular 2000. Plaintiffs further allege that, on or about October 28, 1998, we improperly canceled that common stock.

We believe that Plaintiffs' allegations are without merit, in that, the issuance and delivery of our common stock to Plaintiffs was conditioned upon the performance, by Plaintiffs, of certain promises, covenants and agreements, which Plaintiffs failed to perform. We intend to oppose this complaint zealously and intend to file a cross-complaint for breach of contract against Plaintiffs.

AstroTerra Corporation. We have been negotiating with AstroTerra Corporation ("AstroTerra"), regarding certain disputes which arose in or about June, 1999, between AstroTerra, on the one hand, and us, on the other hand. We desire to effect a settlement and resolution of the issues in dispute in order to promote a long-term business relationship with AstroTerra. The disputes are not presently being litigated; however, we anticipate that these disputes will be litigated if no settlement is reached.

We encountered a problem with our daytime communications from our laser transmission system located in Laredo, Texas. We considered the possibility that the problem arose from either (1) a switching problem, or (2) a problem with the AstroTerra laser equipment. We contacted AstroTerra and requested that AstroTerra provide a technical support crew to investigate and suggest possible solutions to this problem. AstroTerra requested that we perform certain tests, which we performed. We then requested AstroTerra's presence on site and fiber testing was performed. An AstroTerra engineer returned again to the site and, after we performed additional tests on the fiber optic cable, we requested AstroTerra to return to the site a third time. We expended significant time and money removing and reconfiguring switches, testing fiber cables, installing a new power conditioner, isolating and labeling fiber interconnections, and testing the various systems before the transmission problem was located. The ultimate conclusion was that a defective laser lens provided by AstroTerra was the cause of the transmission problem.

Due to the failure of the laser system, we incurred charges from AstroTerra totaling $52,000, which included the purchase of ZT3000 lasers at an aggregate price of $44,631. We have refused to pay a significant portion of those charges because of the failure of the laser system, and AstroTerra has threatened to litigate this matter if a settlement is not reached. We are presently negotiating with AstroTerra to purchase certain equipment, and to license or distribute certain equipment and technology, as part of global settlement negotiations. In the event we are unable to resolve this matter, we are prepared to litigate this matter zealously.

Item 4.  Submission of Matters to Vote of Security Holders

Not applicable.

                                     PART II

Item 5.  Market Price for Common Equity and Related Stockholder Matters.

Reports to Securities Exchange Commission ("SEC"). From January 1997 until March 20, 2000, our common stock traded on the OTC Bulletin Board (OTCBB) under the symbol "TMXU". We have never been a "reporting company." On January 4, 1999, the SEC required issuers of any class of securities quoted on the OTCBB to register and become reporting companies pursuant to Section 12(b) or Section 12(g) of the Securities Exchange Act of 1934 ("Exchange Act"), by reason of its approval of amendments to Rules of the National Association of Securities Dealers, Inc. that limit quotations on the OTCBB to the stock of companies that are registered and who timely file the reports required by such sections of the Exchange Act. On or about March 20, 2000, an "E" was affixed to our OTCBB trading symbol and our common stock began trading under the symbol TMXUE, which indicates that we have not completed the SEC registration process and that our stock is subject to removal from the OTCBB, within 30 days of such date, if we do not complete that process. About the same time, we also became required to register pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, we are concurrently filling a Registration Statement with the SEC on Form 8-A together with this Form 10-KSB. By its terms, such Registration Statement on Form 8-A will become effective upon the date of its filing with the SEC and this 10-KSB will represent our first report as a Reporting Company.

The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov. We currently maintain our own Internet address at www.tmex.com.

Prices of Common Stock. Prior to our participation on the OTCBB, there was no public market for our common stock. Our common stock has closed at a low of $1.5625 and a high of $4.125 for the 52-week period ended April 5, 2000. This market is extremely limited and the prices for our common stock quoted by brokers is not necessarily a reliable indication of the value of our common stock. On or about March 20, 2000, an "E" was affixed to our trading symbol and our common stock began trading under the symbol TMXUE, which indicates that we have failed to comply with eligibility requirements specified in Rule 6530 of the National Association of Securities Dealers, Inc. ("Rule 6530") and, therefore, we will be delisted from the OTCBB if we do not comply with Rule 6530 on or before April 19, 2000.

The following table specifies the reported high and low sales or closing prices of the Company's common stock on the OTCBB for the periods indicated.

================================================================================
            Period                             High                Low
--------------------------------------------------------------------------------
October 1, 1999 - December 31, 1999           $2.375              $1.156
--------------------------------------------------------------------------------
July 1, 1999 - September 30, 1999             $3.125              $1.250
--------------------------------------------------------------------------------
April 1, 1999 - June 30, 1999                 $4.125              $2.000
--------------------------------------------------------------------------------
January 1, 1999 - March 31, 1999              $3.187              $0.937
================================================================================

We are authorized to issue 50,000,000 shares of common stock, $.001 par value, each share of common stock having equal rights and preferences, including voting privileges. We are not authorized to issue shares of preferred stock. As of December 31, 1999, 12,688,320 shares of our $.001 par value common stock were issued and outstanding.

Our shares of $.001 par value common stock constitute equity interests entitling each shareholder to a pro rata share of cash distributions made to shareholders, including dividend payments. The holders of our common stock are entitled to one vote for each share of record on all matters to be voted on by shareholders. There is no cumulative voting with respect to the election of our directors or any other matter, with the result that the holders of more than 50% of the shares voted for the election of those directors can elect all of the Directors. The holders of our common stock are entitled to receive dividends when, as and if declared by our Board of Directors from funds legally available therefor; provided, however, that cash dividends are at the sole discretion of our Board of Directors. In the event of our liquidation, dissolution or winding up, the holders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment of our liabilities and after provision has been made for each class of stock, if any, having preference in relation to our common stock. Holders of the shares of our common stock have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to our common stock.

Dividend Policy. We have never declared or paid a cash dividend on our capital stock and do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of the Board of Directors and subject to any restrictions that may be imposed by our lenders.

Warrants. As of December 31, 1999, there were no outstanding warrants to purchase shares of our $.001 par value common stock.

Stock Option Plan. On April 12, 2000, our Board of Directors approved and adopted a stock option plan, pursuant to which 5,000,000 shares of our $.001 par value common stock will be reserved for issuance to satisfy the exercise of options. The stock option plan will be designed to retain qualified and competent officers, employees, and directors. Our Board of Directors, or a committee thereof, shall administer the stock option plan and will be authorized, in its sole and absolute discretion, to grant options thereunder to all of our eligible employees, including officers, and to our directors, whether or not those directors are also our employees. Options will be granted pursuant to the provisions of the stock option plan on such terms, subject to such conditions and at such exercise prices as shall be determined by our Board of Directors. Options granted pursuant to the stock option plan shall not be exercisable after the expiration of ten years from the date of grant.

Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operation.

THIS FOLLOWING INFORMATION SPECIFIES CERTAIN FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS ARE NOT BASED ON HISTORICAL FACT. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY", "SHALL", "WILL", "COULD", "EXPECT", "ESTIMATE", "ANTICIPATE", "PREDICT", "PROBABLE", "POSSIBLE", "SHOULD", "CONTINUE", OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE
FORWARD-LOOKING  STATEMENTS  SPECIFIED IN THE  FOLLOWING  INFORMATION  HAVE BEEN
COMPILED BY OUR MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

THE ASSUMPTIONS USED FOR PURPOSES OF THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION REPRESENT ESTIMATES OF FUTURE EVENTS AND ARE SUBJECT TO UNCERTAINTY AS TO POSSIBLE CHANGES IN ECONOMIC, LEGISLATIVE, INDUSTRY, AND OTHER CIRCUMSTANCES. AS A RESULT, THE IDENTIFICATION AND INTERPRETATION OF DATA AND OTHER INFORMATION AND THEIR USE IN DEVELOPING AND SELECTING ASSUMPTIONS FROM AND AMONG REASONABLE ALTERNATIVES REQUIRE THE EXERCISE OF JUDGMENT. TO THE EXTENT THAT THE ASSUMED EVENTS DO NOT OCCUR, THE OUTCOME MAY VARY SUBSTANTIALLY FROM ANTICIPATED OR PROJECTED RESULTS, AND, ACCORDINGLY, NO OPINION IS EXPRESSED ON THE ACHIEVABILITY OF THOSE FORWARD-LOOKING STATEMENTS. NO ASSURANCE CAN BE GIVEN THAT ANY OF THE ASSUMPTIONS RELATING TO THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION ARE ACCURATE, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS.

Summary Financial Information. The summary financial information set forth below is derived from the more detailed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB. We have prepared our consolidated financial statements contained in this Form 10-KSB in accordance with generally accepted accounting principles in the United States. See "Report of Independent Auditors" and "Consolidated Financial Statements". All information should be considered in conjunction with our consolidated financial statements and the notes contained elsewhere in this Form 10-KSB.

                             Year Ended December 31

================================================================================
Income Statement                     1999              1998            1997
--------------------------------------------------------------------------------
Revenue                             413,999           80,145          146,266
--------------------------------------------------------------------------------
Gross Profit (Loss)                (128,567)          69,886          79,315
--------------------------------------------------------------------------------
Net Income (Loss)                 (2,714,443)      (1,107,963)       (569,416)
--------------------------------------------------------------------------------
Net Income (Loss) Per Share         (0.25)            (0.15)          (0.10)
================================================================================

================================================================================
Balance Sheet                   1999                1998               1997
--------------------------------------------------------------------------------
Total Assets                  1,543,635           854,898            560,331
--------------------------------------------------------------------------------
Long Term Debt                 170,066            300,000            200,000
--------------------------------------------------------------------------------
Total Liabilities              989,545            445,807            383,789
--------------------------------------------------------------------------------
Shareholders' Equity           554,090            409,091            176,542
================================================================================


Results of Operations for the Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998. Revenues for the year ended December 31, 1998 totaled $80,145 and increased for the year ended December 31, 1999 to $413,999. The increase represents the beginning of two new revenue sources, (i) in May 1999, we began offering Mexican voice and data services to United States telecommunications companies using a laser connection in Laredo Texas which resulted in $354,611 in 1999 only; and (ii), in December 1999, we began generating revenues from our debit calling card business which resulted in $14,057 in 1999 only.

We incurred a net loss of $2,714,443 for the year ended December 31, 1999, compared to $1,107,963, for the year ended December 31, 1998. The increased loss for the year ended December 31, 1999, resulted from 2 reasons, (i) the margins on the telecommunications services being provided are very small; and (ii) stock issued for services totaled $1,663,166 of compensation expenses in 1999, compared to $328,640 in 1998.

In total, compensation increased from $183,953 for the year ended December 31, 1998, to $1,714,641 for the year ended December 31, 1999, due primarily to additional services and compensation paid in stock.

We have incurred losses since our inception. As of December 31, 1999, we had an accumulated deficit of $2,714,443. We expect to incur operating losses during 2000. Our results of operations have been and may continue to be subject to significant fluctuations. The results for a particular period may vary due to a number of factors, many of which are beyond our control, including (i) the impact of price competition on our prices for products and services; (ii) market acceptance of new product or service introductions by us or our competitors;
(iii) the timing of expenditures in anticipation of future sales; and, (iv) economic conditions generally.

Results of Operations for the Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997. Revenues for the year ended December 31, 1997 totaled $146,266 and decreased for the year ended December 31, 1998 to $80,145. The decrease in revenues was primarily attributed to the decrease in the amount of computer network consulting services provided by us.

We incurred a net loss of $1,107,963 for the year ended December 31, 1998, compared to approximately $569,416, for the year ended December 31, 1997. The increased loss for the fiscal year ending December 31, 1998, resulted primarily from stock issued for services which totaled $328,640 of compensation expenses in 1998.

Liquidity and Capital Resources. In 1998 and 1999 we funded our operations primarily from equity investments through issuances of our securities and through the issuance of notes payable.

In March 1999, we issued 315,789 shares of our $.001 par value common stock pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated pursuant to that Act in connection with the conversion of a $300,000 convertible note payable, or at a conversion rate of $0.95 per share. In connection with the conversion, the parties agreed to modify an option to purchase shares of our $.001 par value common stock. The original option was granted in October 1998, whereby the note holder had the option to purchase 280,000 shares of shares of our $.001 par value common stock for cash at $1.25 per share at the time of conversion of the note payable into shares of shares of our $.001 par value common stock through October 16, 1999. In March 1999, such option was terminated, and an existing stockholder issued options to the note holder.

Our available cash and equivalents increased from $248,515 at December 31, 1998, to $375,387 at December 31, 1999. Our current liabilities increased from $145,807 to $819,479. Our net property and equipment increased from $539,566 to $823,190 due primarily to the purchase of additional telecom equipment. Our property and equipment consists primarily of equipment with an expected useful life of 5 years. Depreciation expense for the years ended December 31, 1999 and 1998, were $184,748 and $86,655, respectively.

Our cash flows used in operating activities were $400,579 for the year ended December 31, 1998, and $708,981 for the year ended December 31, 1999. The increase in funds expended was primarily the result of ongoing capital acquisitions necessary to effectuate our business plan. Cash provided by financing activities increased from $884,278 for the year ended December 31, 1998, to $1,008,808 for the year ended December 31, 1999, due to $896,276 received from a private placement of our common stock.

Our available cash and equivalents increased from $73,880 at December 31, 1997 to $248,515 at December 31, 1998. Our net property and equipment increased from $317,157 to $539,566, and our current liabilities decreased from $183,789 to $145,807.As of December 31, 1998 we had $146,573 of working capital, which is an increase from the working capital deficit of $25,817 we had at December 31, 1997.

We believe that current and future available capital resources, including revenues generated from operations and planned issuances of our capital stock, will be adequate to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. If, however, our capital requirements or cash flows vary materially from our current projections or if unforeseen circumstances occur, we may require additional financing sooner than we anticipate. Failure to raise necessary capital could restrict our growth, limit our development of new products and services, or hinder our ability to compete. Such capital may be raised through public or private financing as well as borrowing and other sources.

There can be no assurance that funding for our operations will be available under favorable terms, if at all. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain products and services that we would not otherwise relinquish.

Our Plan of Operation For Next 12 Months. We have entered into substantial contracts in connection with the debit calling card business, and we anticipate that we will have significant revenue growth in 2000. In addition, we are in the process of increasing our capacity through the acquisition of new telephone circuitry which will allow us to enter into new and more cost efficient contracts in the purchase of wholesale telephone and data minutes.

To fulfill current contracts, we must expand our infrastructure and facilities. The current capacity of our network is 4 million minutes per month. Our capacity limitation is primarily based on current access to the Alestra fiber network in Mexico. We have entered into an agreement for additional connections to Alestra's fiber network, and we anticipate that the proposed expansion of our network will increase our capacity to more than 50 million minutes a month with 100% redundancy. We believe that 12 weeks is required from the receipt of additional financing to complete the connection process.

We anticipate that we will seek additional capital to expand our global Network Point of Presence (POPs) in Atlanta and New York. With this additional capital and expansion of our network, we can support existing wholesale and debit calling card contracts, hire additional personnel, attract more strategic partners, and implement our sales and marketing strategy.

We believe that the expansion of our POPs in Atlanta and New York will allow us greater access to competitive rates into telecommunications markets on a global basis, therefore, lowering the costs of goods sold. The majority of telephone minutes for our current debit card programs are mainly targeted towards the Mexican and Latin markets, which traditionally operate upon lower profit margins. We plan to expand our debit calling card programs globally, including Central and South America, Europe and Asia upon the completion of our network expansion.

We also anticipate that the expansion of our POPs in Atlanta and New York will allow for quicker implementation time for connecting to our customers and vendors. By having switching facilities in the major United States telephony
cross-connection   facilities,  we  will  reduce  the  implementation  time  and bandwidth required to facilitate wholesale contracts for Mexican telephone traffic and vendors. Delays in implementation could result in the loss of wholesale contracts due to the changing market prices.

Business Interruption; Reliance on Computer and Telecommunications Infrastructure. Our success is dependent, in large part, on our continued investment in sophisticated telecommunications, computer systems and computer software. We anticipate making significant expenditures for the acquisition, development and maintenance of such technologies in an effort to remain competitive and anticipates that such expenditures will be necessary on an ongoing basis. Moreover, computer and telecommunication technologies are evolving rapidly and are characterized by short product life cycles, which requires us to anticipate technological developments. There can be no assurance that we will be successful in anticipating, managing or adopting such technological changes on a timely basis or that we will have the cash necessary to acquire new technologies or improve existing technologies. In addition, our business is highly dependent on its computer and telecommunications equipment and software systems, the temporary or permanent loss of which, by physical damage or operating malfunction, could have a material adverse effect on our business. Operating malfunctions in the software systems of financial institutions, market makers and other parties might have an adverse affect on our operations. Our business is materially dependent on service provided by various local and long distance telephone companies. A significant increase in the cost of telephone services that is not recoverable through an increase in the price of our services, or any significant interruption in telephone services, could have a material adverse effect on us.

Our systems may fail due to natural disasters, telecommunications failures and other events, any of which would limit user traffic. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage our communications hardware and computer hardware operations and cause interruptions in services. Computer viruses, electronic break-ins or other similar disruptive problems could cause failures in our systems. If any of these circumstances occurred, our business could be harmed. Our insurance policies, if any, may not adequately compensate us for any losses that may occur due to any failures of or interruptions in our systems. We do not presently have a formal disaster recovery plan. Our telecommunications must accommodate a high volume of traffic. Our telecommunications may experience slower response times or decreased traffic for a variety of reasons. In addition, we depend on third party service providers. Many of these providers and operators have experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our systems. Any of these system failures could harm our business.

Impact of the Year 2000. The Year 2000 (commonly referred to as "Y2K") issue results from the fact that many computer programs were written using two, rather than four, digits to identify the applicable year. As a result, computer programs with time-sensitive software may recognize a two-digit code for any year in the next century as related to this century. For example, "00", entered in a date-field for the year 2000, may be interpreted as the year 1900, resulting in system failures or miscalculations and disruptions of operations, including, among other things, a temporary inability to process transactions or engage in other normal business activities. Although companies and governments in the United States spent an estimated $150 billion to $225 billion repairing the problem, countries such as Russia and China, which spent relatively minor amounts, seemed to clear the New Year's Day hurdle with equal success. Major news media in the United States are reporting that, after years of work and billions of dollars spent repairing the Year 2000 computer glitch; the technological tranquility of New Year's Day has raised a new concern that the United States overreacted to this problem. Although it is still too soon to conclude positively that the Y2K transition has passed without mishap, we believe that Y2K issues will not have a material adverse affect on our business.

Changes in Number of Employees. During the next 12 months, depending on the success of our market expansion plan, we may be required to hire additional employees; however, we are not able to provide a reasonable estimate of the number of such additional employees which may be required at this time.

Item 7.  Financial Statements

Copies of the financial statements specified in Regulation 228.310 (Item 310) are filed with this Annual Report on Form 10-KSB.



                          TMEX USA, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 1999 AND 1998

                                                   TMEX USA, INC. AND SUBSIDIARY
                                                                        CONTENTS
                                                               December 31, 1999
--------------------------------------------------------------------------------


                                                                         Page

REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                    F-1 - F-2

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheet                                           F-3

     Consolidated Statements of Operations                                F-4

     Consolidated Statements of Stockholders' Equity                   F-5 - F-6

     Consolidated Statements of Cash Flows                             F-7 - F-8

     Consolidated Notes to Financial Statements                       F-9 - F-24

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders of
TMEX USA, Inc.
Newport Beach, California

We have audited the accompanying consolidated balance sheet of TMEX USA, Inc. and subsidiary as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TMEX USA, Inc. and subsidiary as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Santa Ana, California
March 27, 2000, except
  for Notes 7 and 9, as
  to which the date is
  April 12, 2000

                                                   TMEX USA, INC. AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                               December 31, 1999
--------------------------------------------------------------------------------

                                     ASSETS

Current assets
  Cash                                                              $   375,387
  Accounts receivable                                                   291,350
  Prepaid expenses and other current assets                              38,708
                                                                    -----------

      Total current assets                                              705,445

Property and equipment, net                                             823,190

Investment in affiliate, at cost                                         15,000
                                                                    -----------

      Total assets                                                  $ 1,543,635
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current portion of note payable                                   $    78,160
  Accounts payable and accrued expenses                                 279,341
  Accrued compensation and related benefits                              11,437
  Deferred revenue                                                      264,943
  Due to related party                                                   59,798
  Income taxes payable                                                      800
  Convertible note payable to stockholder                               125,000
                                                                    -----------

      Total current liabilities                                         819,479

Note payable, net of current portion                                    170,066
                                                                    -----------

      Total liabilities                                                 989,545
                                                                    -----------

Commitments and contingencies

Stockholders' equity
  Common stock, $0.001 par value
    50,000,000 shares authorized
    12,688,320 shares issued and outstanding                             12,688
  Common stock committed                                                 50,000
  Additional paid-in capital                                          3,205,845
  Accumulated deficit after December 31, 1998                        (2,714,443)
                                                                    -----------

      Total stockholders' equity                                        554,090
                                                                    -----------

        Total liabilities and stockholders' equity                  $ 1,543,635
                                                                    ===========


   The accompanying notes are an integral part of these financial statements.

                                                   TMEX USA, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                For the Years Ended December 31,
--------------------------------------------------------------------------------


                                                        1999           1998
                                                   ------------    ------------
                                                                   (as restated)

Revenues                                           $    413,999    $     80,145

Cost of sales                                           542,566          10,259
                                                   ------------    ------------

Gross profit (loss)                                    (128,567)         69,886
                                                   ------------    ------------

Operating expenses
  Compensation and related benefits                   1,714,641         183,953
  Selling, marketing, and advertising                    19,191          26,179
  General and administrative                            852,363         681,907
                                                   ------------    ------------

      Total operating expenses                        2,586,195         892,039
                                                   ------------    ------------

Loss from operations                                 (2,714,762)       (822,153)
                                                   ------------    ------------

Other income (expense)
  Interest income                                         3,128            --
  Interest expense                                       (4,436)       (222,760)
  Realized loss on available-for-sale securities           --           (62,250)
  Gain on sale of property and equipment                  2,427            --
                                                   ------------    ------------

      Total other income (expense)                        1,119        (285,010)
                                                   ------------    ------------

Loss before provision for income taxes               (2,713,643)     (1,107,163)

Provision for income taxes                                  800             800
                                                   ------------    ------------

Net loss                                           $ (2,714,443)   $ (1,107,963)
                                                   ============    ============

Basic and diluted loss per share                   $      (0.25)   $      (0.15)
                                                   ============    ============

Weighted-average shares outstanding                  10,848,741       7,531,816
                                                   ============    ============


   The accompanying notes are an integral part of these financial statements.

                                                   TMEX USA, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                For the Years Ended December 31,
--------------------------------------------------------------------------------


                                                             Common Stock
                                        Common Stock          Committed       Additional
                                 ---------------------    ----------------      Paid-In    Subscription  Accumulated
                                   Shares       Amount    Shares    Amount      Capital     Receivable     Deficit         Total
                                 ----------    -------    ------   -------    -----------   ----------   -----------    -----------
Balance, December 31, 1997,
  as previously reported          5,578,886    $ 5,579        --   $    --    $ 2,417,872    $     --    $(1,161,909)   $ 1,261,542
Prior period adjustment              87,700         87                            208,886     (22,500)    (1,271,473)    (1,085,000)
                                 ----------    -------    ------   -------    -----------    --------    -----------    -----------
Balance, December 31, 1997,
  as restated                     5,666,586      5,666        --        --      2,626,758     (22,500)    (2,433,382)       176,542
Common stock issued for
  cash, pursuant to an
  offering under Regulation D       495,943        496                            203,854                                   204,350
Common stock issued for
  cash                            1,039,959      1,040                            358,642                                   359,682
Common stock issued in
  connection with the
  conversion of a note
  payable                         1,000,000      1,000                            399,000                                   400,000
Common stock issued to
  officers and employees
  for services                      308,250        308                             77,917                                    78,225
Common stock issued to
  third parties for services        715,600        716                            249,699                                   250,415
Interest and compensation
  expense related to the
  issuance of stock options                                                        25,340                                    25,340
Payment received for common
  stock subscribed                                                                             22,500                        22,500
Net loss                                                                                                  (1,107,963)    (1,107,963)
Quasi reorganization,
  restated                                                                     (3,541,345)                 3,541,345
                                 ----------    -------    ------   -------    -----------    --------    -----------    -----------


   The accompanying notes are an integral part of these financial statements.

                                                             Common Stock
                                        Common Stock          Committed       Additional
                                 ---------------------    ----------------      Paid-In     Subscription    Accumulated
                                   Shares       Amount    Shares    Amount      Capital     Receivable     Deficit         Total
                                 ----------    -------    ------   -------    -----------   ----------   -----------    -----------
Balance, December 31, 1998,
  as restated                     9,226,338    $ 9,226        --   $    --    $   399,865    $     --    $        --    $   409,091
Common stock issued for
  cash, pursuant to an
  offering under Regulation D        44,947         45                             28,455                                    28,500
Common stock issued for
  services, pursuant to an
  offering under Regulation D        30,000         30                             29,970                                    30,000
Common stock issued for
  cash                              966,386        966                            866,810                                   867,776
Common stock issued to
  officers and employees
  for services                    1,922,500      1,923                          1,396,077                                 1,398,000
Common stock issued to
  third parties for services        182,360        182                            184,984                                   185,166
Common stock issued in
  connection with the
  conversion of a note payable,
  pursuant to an offering under
  Regulation D                      315,789        316                            299,684                                   300,000
Common stock committed for
  services                                                50,000    50,000                                                   50,000
Net loss                                                                                                  (2,714,443)    (2,714,443)
                                 ----------    -------    ------   -------    -----------    --------    -----------    -----------
Balance, December 31, 1999       12,688,320    $12,688    50,000   $50,000    $ 3,205,845    $     --    $(2,714,443)   $   554,090
                                 ==========    =======    ======   =======    ===========    ========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                                                   TMEX USA, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                For the Years Ended December 31,
--------------------------------------------------------------------------------


                                                              1999           1998
                                                          -----------    ------------
                                                                         (as restated)
Cash flows from operating activities
  Net loss                                                $(2,714,443)   $(1,107,963)
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Accounts receivable - bad debt                           20,943             --
      Due from related parties - bad debt                       6,761             --
      Depreciation and amortization                           184,748         86,655
      Gain on sale of property and equipment                   (2,427)            --
      Realized loss on available-for-sale securities               --         62,250
      Issuance of common stock for services                 1,663,166        328,640
      Interest expense recorded in connection with
        conversion of a note payable into common stock             --        200,000
      Interest and compensation expense related to the
        issuance of stock options                                  --         25,340
  (Increase) decrease in
    Accounts receivable                                      (291,189)        14,026
    Due from related parties                                       --          4,151
    Prepaid expenses and other current assets                 (47,052)        22,050
  Increase (decrease) in
    Accounts payable and accrued expenses                     196,099        (27,942)
    Accrued compensation and related benefits                   9,450          1,987
    Due to related party                                           20        (10,573)
    Income taxes payable                                           --            800
    Deferred revenue                                          264,943             --
                                                          -----------    -----------
        Net cash used in operating activities                (708,981)      (400,579)
                                                          -----------    -----------
Cash flows from investing activities
  Purchase of property and equipment                         (198,955)      (309,064)
  Proceeds from sale of available-for-sale securities          22,000             --
  Proceeds from sale of property and equipment                  4,000             --
                                                          -----------    -----------
        Net cash used in investing activities                (172,955)      (309,064)
                                                          -----------    -----------
Cash flows from financing activities
  Borrowings on note payable                                       --        300,000
  Borrowings on convertible note payable to stockholder       125,000             --
  Principal payments on note payable                          (12,468)        (2,254)
  Stock subscription collected                                     --         22,500
  Proceeds from issuance of common stock                      896,276        564,032
                                                          -----------    -----------
        Net cash provided by financing activities           1,008,808        884,278
                                                          -----------    -----------


   The accompanying notes are an integral part of these financial statements.

                                                   TMEX USA, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                For the Years Ended December 31,
--------------------------------------------------------------------------------


                                                              1999           1998
                                                          -----------    ------------
                                                                         (as restated)
        Net increase in cash                              $   126,872    $   174,635

Cash, beginning of year                                       248,515         73,880
                                                          -----------    -----------

Cash, end of year                                         $   375,387    $   248,515
                                                          ===========    ===========


Supplemental disclosures of cash flow information

  Interest paid                                           $     4,436    $       360
                                                          ===========    ===========

  Income taxes paid                                       $       800    $       800
                                                          ===========    ===========

Supplemental schedule for non-cash investing and financing activities

During the year ended December 31, 1999, the Company entered into the following non-cash transactions:

o    Purchased equipment through long-term debt financing totaling $260,694

o Issued common stock in connection with the conversion of a note payable totaling $300,000

o Received an equity investment as payment on a related party receivable totaling $15,500

During the year ended December 31, 1998, the Company entered into the following non-cash transaction:

o Issued common stock valued at $400,000 in connection with the conversion of a note payable totaling $200,000 plus accrued interest of $200,000


   The accompanying notes are an integral part of these financial statements.

                                                 TMEX USA, INC. AND SUBSIDIARIES
                                      CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 1999
--------------------------------------------------------------------------------


NOTE 1 - ORGANIZATION AND BUSINESS

     Business Activities

     TMEX USA, Inc. ("TMEX"), previously Swiss Cellular Laboratories, Inc. ("SCL"), is a Nevada corporation organized in July 1987 for the purpose of providing wholesale and retail telecommunication service. TMEX provides telephone, video, data, private network, and Internet services via laser communication links to wholesalers and retailers throughout the United States and Mexico and through its own switching stations and the purchase of wholesale telephone service with major carriers.

     TMEX S.A. de C.V. ("TMEX Mexico") is a majority owned subsidiary of TMEX established for the purpose of supporting telecommunication services in Mexico.

     Organization

     Effective June 30, 1995, the Board of Directors of NuTek, Inc., previously Swiss Technique, Inc., approved the pro rata distribution of approximately 90% (270,000 shares) of the 300,000 outstanding shares of TMEX as a tax free dividend to the holders of record of NuTek, Inc. stock. Such was effected for the purpose of facilitating the ability of TMEX to expand and diversify its business.

     Effective April 30, 1996, TMEX and TMEX USA, Inc. a Missouri corporation ("TMEX Missouri") entered into a Plan of Reorganization and Agreement, whereby TMEX issued 1,300,000 shares of common stock in exchange for the net assets of TMEX Missouri valued at $488,220. In connection with this agreement, TMEX Missouri was dissolved as a corporation.

     SCL was a public company listed on NASDAQ's over-the-counter market with dormant operations and no assets or liabilities.

     Quasi Reorganization

     Effective December 31, 1998, the Board of Directors of TMEX elected to reduce additional paid-in capital by the amount of the accumulated deficit as of December 31, 1998 totaling $3,541,345 as part of a quasi reorganization. The balance sheet accounts were not restated as no assets or liabilities were deemed by management to be impaired.

                                                 TMEX USA, INC. AND SUBSIDIARIES
                                      CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 1999
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Consolidation

     The accompanying consolidated financial statements include the accounts of TMEX and its wholly owned subsidiary, TMEX Mexico (collectively, the "Company"). All intercompany accounts and transactions have been eliminated in the consolidation.

     Basis of Presentation

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, since the Company's inception, it has incurred net losses of $6,255,788, and as of December 31, 1999, its total current liabilities exceeded its current assets by $113,034. In addition, cash used in operating activities totaled $708,981 for the year ended December 31, 1999. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. The successful transition to the attainment of profitable operations is dependent upon obtaining adequate financing or capital and achieving a level of sales adequate to support the Company's cost structure. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements and the success of its plans to generate sufficient revenues. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     Management of the Company plans to raise additional equity capital and to continue to develop its business to achieve sufficient revenues to cover its cost structure.

     Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

     Fair Value of Financial Instruments

     The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. The carrying amounts of the Company's financial instruments, including cash, accounts receivable, accounts payable and accrued expenses. The amounts shown for notes payable also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

                                                 TMEX USA, INC. AND SUBSIDIARIES
                                      CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 1999
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Property and Equipment

     Property and equipment are recorded at cost. Depreciation and amortization are provided using the Modified Accelerated Cost Recovery System ("MACRS") method, which approximates the double-declining method over the assets estimated useful lives as follows:

          Equipment                                                     5 years
          Office furniture                                              7 years
          Leasehold improvements           shorter of lease term or useful life

     Maintenance and minor replacements are charged to expense as incurred.

     Accounting for the Impairment of Long-Lived Assets

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Management determined that there was no impairment of long-lived assets for all periods presented.

     Investments in Available-for-Sale Securities

     The Company accounts for its investments under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities, representing an investment in the Company's prior parent, were reported at fair market value with unrealized holding gains and losses included as a separate component of stockholders' equity until realized. During the year ended December 31, 1998, management of the Company determined that the decline in the fair market was not temporary. Accordingly, during the year ended December 31, 1998, the Company recognized a realized loss totaling $62,250. During the year ended December 31, 1999, all available-for-sale securities were sold, resulting in an insignificant realized loss.

                                                 TMEX USA, INC. AND SUBSIDIARIES
                                      CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 1999
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Stock-Based Compensation

     SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current implicit value accounting method specified in Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation issued to employees. The Company has elected to use the fair value based method. For stock-based compensation issued to non-employees, the Company uses the fair value method of accounting under the provisions of SFAS No. 123.

     Loss per Share

     The Company calculates loss per share in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 replaced the presentation of primary and fully diluted loss per share with the presentation of basic and diluted loss per share. Basic loss per share excludes dilution and is calculated by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share includes the potential dilutive effects that could occur if securities or other contracts to issue common stock were exercised or converted into common stock ("potential common stock") that would then share in the loss of the Company.

     As of December 31, 1999 and 1998, the Company had potential common stock, including options and warrants. The effects of such potential common stock were not included in diluted loss per share as their effects would have been anti-dilutive.

     Income Taxes

     Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period, if any, and the change during the period in deferred tax assets and liabilities.

                                                 TMEX USA, INC. AND SUBSIDIARIES
                                      CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 1999
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Comprehensive Income

     For the year ended December 31, 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financials statements since the Company did not have any of the items of comprehensive income in any period presented.

     Revenue Recognition

     The Company recognizes revenues for contracted one-time services upon completion of the services. The Company recognizes revenues for sales of equipment and supplies upon shipment of the goods.

     The Company recognizes revenues associated with phone debit cards based upon actual usage. Amounts collected by the Company for the sale of such cards are deferred, net of related commissions, until such time amounts are used by the cardholder. As of December 31, 1999, the Company had deferred revenues totaling $264,943 related to unused phone debit cards.

     Recently Issued Accounting Pronouncements

     In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 136, "Transfer of Assets to a Not-for-Profit Organization or Charitable Trust that Raises or Holds Contributions for Others." This statement is not applicable to the Company.

     In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities." This statement is not applicable to the Company.

     Reclassifications

     Certain amounts have been reclassified in the prior year balances to conform to the current year presentation.


NOTE 3 - RISKS AND UNCERTAINTIES

     Technological Obsolescence

     The telecommunications industry is characterized by rapid technological advancement and change. Should demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of such products could be substantially less than the amounts reflected in the accompanying balance sheet.

                                                 TMEX USA, INC. AND SUBSIDIARIES
                                      CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 1999
--------------------------------------------------------------------------------


NOTE 3 - RISKS AND UNCERTAINTIES (Continued)

     Reliance on Independent Service Providers

     The Company is party to various contracts with service providers to obtain "direct access links" that provide telecommunications connections. The agreements specify minimum usage and payment amounts and require the Company to prepay estimated monthly usage and pay certain one-time costs for initial installation costs, as defined. The Company has the option to terminate these agreements, subject to early termination charges, to reimburse the service provider for installation costs related to connections provided.

     The Company is also party to a contract with a reseller to provide the manufacturing and distribution of prepaid debit phone cards, whereby the reseller is obligated to sell minimum amounts, as defined, and the Company is obligated to provide the underlying service for cards sold at specified rates. Fraudulent calls are at the expense of the reseller. The agreement can be terminated, as defined, and renews automatically on a year-to-year basis, as defined.

     The Company relies on these carriers to provide service in the United States and Mexico. Should the Company be unable to maintain these contracts, use specified minimums, or to obtain service to support its current or future operations, the Company could experience difficulties in supplying telecommunications service to its customers or could experience excessive costs in relation to revenues, which would have a material adverse effect on the financial position and operations of the Company.

     Government Regulation

     The telecommunication industry is subject to regulation by various governmental authorities in the United States and other countries. The Company's services currently are required to obtain regulatory approval from the Federal Communications Commission ("FCC"). Management of the Company believes appropriate approvals by the FCC have been granted. There can be no assurance that regulatory renewal, approvals, or clearances will be granted by the FCC on a timely basis, or at all. Not obtaining necessary regulatory approvals in the United States or in other countries would have an adverse effect on the Company's business, financial condition, and results of operations.

     Listing and Maintenance Criteria for Over-the-Counter

     The Company has been notified by the Securities and Exchange Commission that the Company is required to file as a reporting company by April 19, 2000. There is no assurance that the Company will be able to obtain or maintain the standards of a reporting company on the over-the-counter.

                                                 TMEX USA, INC. AND SUBSIDIARIES
                                      CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 1999
--------------------------------------------------------------------------------


NOTE 4 - CONCENTRATIONS OF RISK

     Cash

     As of December 31, 1999, the Company maintained cash balances with financial institutions totaling $174,322 in excess of federally insured amounts of $100,000.

     Major Customers and Suppliers

     During the year ended December 31, 1999, the Company had one customer that represented 85% of net sales and had one customer that represented 96% accounts receivable. During the year ended December 31, 1998, the Company had one customer that represented 66% of net revenues.

     During the year ended December 31, 1999, the Company had two service providers that represented 81% and 12% of purchases. As of December 31, 1999, such service suppliers represented 56% and 21%, respectively, of accounts payable.


NOTE 5 - PROPERTY AND EQUIPMENT

     Property and equipment as of December 31, 1999 consisted of the following:

          Equipment                                               $1,142,551
          Furniture and fixtures                                      22,376
          Leasehold improvements                                      29,776
                                                                  ----------
                                                                   1,194,703
          Less accumulated depreciation and amortization             371,513
                                                                  ----------
               Total property and equipment                       $  823,190
                                                                  ==========


NOTE 6 - NOTE PAYABLE

     As of December 31, 1999, note payable consisted of a note payable to a financial institution bearing interest at 12.23% per annum, secured by certain equipment, payable monthly at $8,690, including principal and interest, and maturing in October 2002.

                                                 TMEX USA, INC. AND SUBSIDIARIES
                                      CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 1999
--------------------------------------------------------------------------------


NOTE 6 - NOTE PAYABLE (Continued)

     As of December 31, 1999, scheduled future maturities of the note payable were as follows:

          Year Ending
          December 31,
          ------------
              2000                                                 $ 78,160
              2001                                                   88,271
              2002                                                   81,795
                                                                   --------
                                                                    248,226
              Less current portion                                   78,160
                                                                   --------
                   Long term portion                               $170,066
                                                                   ========


NOTE 7 - COMMITMENTS AND CONTINGENCIES

     Leases

     The   Company   leases  its   facilities   and  certain   equipment   under
     non-cancelable, operating lease agreements, expiring through August 2001. The Company also leases certain facilities on a month-to-month basis.

     As of December 31, 1999, future aggregate minimum annual lease payments under operating lease arrangements for the years ending December 31, 2000 and 2001, total $40,200 and $14,000, respectively.

     For the years ended December 31, 1999 and 1998, rent expense totaled $44,734 and $32,128, respectively. Rent expense is included in general and administrative expenses in the accompanying statements of operations.

     Internet Service Agreement

     The Company has an Internet service agreement with a provider that expires in May 2001, whereby for monthly service, the Company is obligated to pay $1,136 per month. As of December 31, 1999, future aggregate minimum payments under this agreement for the years ending December 31, 2000 and 2001, total $13,632 and $4,885, respectively.

                                                 TMEX USA, INC. AND SUBSIDIARIES
                                      CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 1999
--------------------------------------------------------------------------------


NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

     Employment Contracts

     On April 12, 2000, the Company entered into contracts with three officers, whereby for successive one-year terms, the employees will receive an aggregate annual base salary totaling $340,000 and will be entitled to cash bonuses equal to 2% of net profits, as defined.

     In October 1999, the Company entered into a three-year contract with an employee, which provides for successive automatic one-year renewals unless terminated, as defined. The Company is obligated to pay a base salary of $5,000 per month through December 1999, $10,000 per month from January 2000 through October 2000, and 10% annual increases thereafter, plus a 1.5% commission on all sales of debit cards. The Company also committed to issue 50,000 shares of common stock upon signing the agreement, and contingent bonus compensation is to be paid totaling up to 960,000 shares of the Company's common stock over a period of three years in equal quarterly installments of 80,000 shares, provided the employee meets minimum profit targets, as defined. For the year ended December 31, 1999, included in the accompanying statement of operations is compensation expense totaling $50,000, representing the fair market value (based on recent cash transactions) of the 50,000 committed shares of common stock.

     Litigation

     The Company is party to various matters of litigation that arise in the normal course of business. Management believes there will not be any significant impact to the Company's financial position or operations as a result of these matters.


NOTE 8 - RELATED PARTY TRANSACTIONS

     Due to Related Party

     As of December 31, 1999, due to related party consists of amounts due to an entity owned by the President and major stockholder of the Company for operating services provided.

     Convertible Note Payable to Stockholder

     Effective December 21, 1999, the Company issued a note payable to a stockholder for cash used for operations. The note is unsecured, non-interest bearing, and is convertible into restricted shares of the Company's common stock at a conversion rate of $1.25 per share. The note is payable or convertible on demand any time after March 15, 2000.

                                                 TMEX USA, INC. AND SUBSIDIARIES
                                      CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 1999
--------------------------------------------------------------------------------


NOTE 9 - CAPITAL TRANSACTIONS

     Common Stock Offerings

     Commencing in June 1998, the Company began selling shares of common stock under Regulation D, Rule 504 of the Securities Exchange Act of 1934, permitting the sale of stock with an aggregate cash offering price of $1,000,000 or less. Under Rule 504, the Company was exempt from filing complete registration statements for this offering. Free trading common stock was issued for cash under this offering. During 1998, the Company issued 495,943 shares for cash totaling $204,350, or ranging from $0.20 to $0.64 per share, pursuant to this offering. During 1999, the Company issued 44,947 shares for cash totaling $28,500, or ranging from $0.50 to $1 per share, and issued 30,000 shares for services valued at $1 per share pursuant to this offering. Insignificant costs were incurred in association with issuance of these shares.

     In March 1999, the Company issued 315,789 shares of common stock under the Regulation D offering, discussed below, in connection with the conversion of a $300,000 convertible note payable, or at a conversion rate of $0.95 per share. In connection with the conversion, the parties agreed to modify an option to purchase common stock of the Company. The original option was granted in October 1998, whereby the note holder had the option to purchase 280,000 shares of the Company's restricted common stock for cash at $1.25 per share at the time of conversion of the note payable into shares of common stock through October 16, 1999. In March 1999, such option was terminated, and an existing stockholder issued options to the note holder. Included in the accompanying statement of operations is interest expense totaling $22,400, representing the value ascribed to these options. The value of these options was estimated at the date of grant using the Black-Scholes option-pricing model.

     Common Stock Issued for Cash

     In December 1997, the Company accepted a subscription for 30,000 restricted shares of common stock valued at $0.75 per share, or $22,500. Such amounts were collected in 1998.

     During 1998, the Company issued 1,039,959 restricted shares of common stock for cash totaling $359,682, or ranging from $0.13 to $0.69 per share.

                                                 TMEX USA, INC. AND SUBSIDIARIES
                                      CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 1999
--------------------------------------------------------------------------------


NOTE 9 - CAPITAL TRANSACTIONS (Continued)

     Common Stock Issued for Cash (Continued)

     During 1999, the Company issued 966,386 restricted shares of common stock for cash totaling $867,776, or ranging from $0.35 to $2 per share.

     No offering costs were incurred in association with the issuance of the above common stock issued for cash.

     Common Stock Issued for Services

     The Company values all shares issued for services based on the fair value of the common shares issued for such services.

     During 1998, the Company issued 715,600 restricted shares of common stock for legal, professional, and outside services valued at $250,415, or ranging from $0.125 to $0.50 per share. The Company also issued 308,250 restricted shares of common stock for salaries and bonuses to officers and employees valued at $78,225, or ranging from $0.125 to $0.50 per share.

     During 1999, the Company issued 182,360 restricted shares of common stock for legal, professional, and outside services valued at $185,166, or ranging from $0.35 to $2 per share. The Company also issued 1,922,500 restricted shares of common stock for salaries and bonuses to officers and employees valued at $1,398,000, or ranging from $0.60 to $1.90 per share.

     Other Common Stock Transactions

     In February 1997, the Company sold 86,000 units for cash at $0.75 per unit. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock for cash at $0.75 per share. The warrant was exercisable between June 1, 1998 and June 30, 1998, and expired. The value ascribed to the warrants totaled $30,100. The value of these warrants was estimated at the date of grant using the Black-Scholes option-pricing model.

     In April 1998, the Company issued 1,000,000 restricted shares of common stock in connection with the conversion of a $200,000 convertible note payable. Interest expense totaling $200,000, representing the difference between the principal amount and the value of the restricted shares, has been recorded in the accompanying statement of operations.

                                                 TMEX USA, INC. AND SUBSIDIARIES
                                      CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 1999
--------------------------------------------------------------------------------


NOTE 9 - CAPITAL TRANSACTIONS (Continued)

     Options and Warrants

     On April 12, 2000, the Board of Directors approved and adopted an incentive stock option and non-qualified stock option plan (the "Plan") for directors, officers, key employees, and consultants. The Plan provides for the granting of options for common shares at exercise prices equal to or exceeding the fair market value at the date of grant, as determined by an option committee consisting of a minimum of three parties (the "Option Committee"), as defined. Options become exercisable over a period as determined by the Option Committee. In no event are options to be exercisable after 10 years from the date of grant. The Board of Directors has authorized a total of 5,000,000 shares to be available for grant under the Company's stock option plans.

     Options granted under the Plan may be either "incentive stock options," within the meaning of Section 422 of the Internal Revenue Code, or "non-qualified stock options," as determined by the Option Committee at the time of grant. No incentive stock option may be granted to any person who owns stock possessing more than 10% of the combined voting power of all classes of the Company's stock or of its parent ("10% Stockholders"), unless the exercise price is at least equal to 110% of the fair market value on the date of grant. Options may be granted under the Plan for terms of up to five years, except for incentive stock options granted to 10% Stockholders, which are limited to three-year terms.

     The exercise price in the case of incentive stock options granted under the Plan must be at least equal to the fair market value of the common stock as of the date of grant. No incentive stock options may be granted to an optionee under the Plan if the aggregate fair market value (determined on the date of grant) of the stock with respect to which incentive stock options are exercisable by such optionee in any calendar year under all such plans of the Company and its affiliates exceeds $100,000.

     No options have been granted under the Plan.

     During 1997, in connection with a consulting agreement for common stock and warrants, the Company issued two options, each for 50,000 shares of common stock. The two options were exercisable at $0.10 and $0.25, subject to a share value exceeding $1 and $2, respectively, for five consecutive trading days. The options expired in June 1998. The Company recorded compensation expense totaling $36,000, representing the value ascribed to these options. The value of these options was estimated at the date of grant using the Black-Scholes option-pricing model.

     During 1998, options for 42,000 shares of common stock exercisable at $1 were issued in connection with services provided. The options expired in December 1998. The value ascribed to these options was insignificant and was estimated at the date of grant using the Black-Scholes option-pricing model and was insignificant.

                                                 TMEX USA, INC. AND SUBSIDIARIES
                                      CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 1999
--------------------------------------------------------------------------------


NOTE 9 - CAPITAL TRANSACTIONS (Continued)

     Options and Warrants (Continued)

     The following summarizes options and warrants granted and outstanding through December 31, 1999:

                                 Number of Shares                    Weighted-
                               --------------------                  Average
                                             Non-                    Exercise
                               Employee    Employee       Total       Price
                               --------    --------       -----       -----
     Balance, December 31,
       1997                          --     186,000      186,000      $ 0.44
         Granted                     --     322,000      322,000      $ 1.22
         Expired, cancelled          --    (186,000)    (186,000)     $(0.44)
                               --------    --------     --------
     Balance, December 31,                  322,000      322,000        1.22
       1998                          --          --           --      $   --
         Expired, cancelled          --    (322,000)    (322,000)     $(1.22)
                               --------    --------     --------
     Balance, December 31,
       1999                          --          --           --      $   --
                               ========    ========     ========


NOTE 10 - INCOME TAXES

     The components of the income tax provision for the years ended December 31, 1999 and 1998 were as follows:

                                                 1999           1998
                                                -----           -----

          Current                               $ 800           $ 800
          Deferred                                 --              --
                                                -----           -----
              Total                             $ 800           $ 800
                                                =====           =====

                                                 TMEX USA, INC. AND SUBSIDIARIES
                                      CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 1999
--------------------------------------------------------------------------------


NOTE 10 - INCOME TAXES (Continued)

     Income tax expense (benefit) for the years ended December 31, 1999 and 1998 differed from the amounts computed applying the federal statutory rate of 34% to pre-tax income as a result of:

                                                           1999         1998
                                                        ---------    ---------
     Computed "expected" tax benefit                    $(922,979)   $(346,107)
     Deferred state tax benefit                           (64,546)          --
     Expenses not deducted for tax purposes               550,643      174,556
     Change in beginning of the year balance of the
        valuation allowance for deferred tax assets       437,154      171,823
     State and local income taxes, net of tax benefit         528          528
                                                        ---------    ---------
              Total                                     $     800    $     800
                                                        =========    =========

     Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of December 31, 1999 consisted of the following:

     Deferred tax assets
         Net operating loss carryforwards                        $ 782,779
         Value of stock options not exercised                       38,402
         Other                                                       2,696
         Valuation allowance                                      (784,622)
                                                                 ---------

              Total deferred tax assets                             39,255

     Deferred tax liabilities
         Depreciation and amortization                              (9,019)
         State taxes                                               (30,236)
                                                                 ---------

                  Total                                          $      --
                                                                 =========

     The valuation allowance for deferred tax assets as of December 31, 1999 totaled approximately $785,000. The net change in the valuation allowance for the year ended December 31, 1999 was an increase of approximately $419,000.

     As of December 31, 1999, the Company had net tax operating loss carryforwards of approximately $2,071,000 available to offset future federal taxable income and tax liabilities. The federal carryforwards expire in varying amounts through 2019. The Company also had net tax operating loss carryforwards of approximately $890,000 available to offset future California taxable income and tax liabilities. The state carryforwards expire through 2004.

                                                 TMEX USA, INC. AND SUBSIDIARIES
                                      CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 1999
--------------------------------------------------------------------------------


NOTE 11 - PRIOR PERIOD ADJUSTMENTS

     As of December 31, 1998, the Company did not reflect charges to operations for certain assets or the valuation of certain issuances of stock. As of December 31, 1998, this resulted in a decrease to assets totaling $29,356, an increase to common stock totaling $90, and a net decrease to additional paid-in capital totaling $29,386. The impact for 1998 of these adjustments was reduced by the offsetting the adjustment related to the quasi reorganization (see Note 1) totaling $1,864,282, representing the additional adjustment required to reclassify the accumulated deficit to additional paid-in capital.

     As of December 31, 1997, the Company did not reflect the transferor's cost basis for assets purchased from an officer and stockholder, the issuance of certain shares of common stock, or the valuation of certain issuances of stock, options, and warrants. As of December 31, 1997, this resulted in a decrease to investments totaling $1,085,000, an increase to common stock totaling $87, an increase to additional paid-in capital totaling $208,886, and an increase to the accumulated deficit totaling $1,271,473.

     Accordingly, the 1998 and 1997 financial statements and balances have been restated.


NOTE 12 - YEAR 2000 ISSUE

     The issue whether computer systems would properly recognize date-sensitive information when the year changed to 2000 resulted in no system failures to the Company. The Company is dependent on computer processing in the conduct of its business activities.

     While the Company has taken steps to communicate with outside suppliers, it cannot guarantee that they have all taken the necessary steps to prevent any service interruption that may affect the Company.

     Based on the current operations of the Company's computer systems, management believes there will not be any additional costs related to this issue.


NOTE 13 - SUBSEQUENT EVENTS

     Capital Transactions

     In February and March 2000, the Company accepted subscriptions for 667,250 shares of the Company's common stock for cash ranging from $1.45 to $1.55 per share, or an aggregate of $937,915, net of costs of $62,085. The per share price included a 30% discount.

                                                 TMEX USA, INC. AND SUBSIDIARIES
                                      CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 1999
--------------------------------------------------------------------------------


NOTE 13 - SUBSEQUENT EVENTS (Continued)

     Capital Transactions (Continued)

     Subsequent to the year ended December 31, 1999 and through the date of this report, the Company issued 544,000 shares of restricted common stock for services valued at $0.80 to $1.75 per share, or an aggregate of $796,450. The Company also issued 24,786 shares of restricted common stock for cash at $1.75 per share to two individuals, or an aggregate of $43,376.

Item 8.  Changes in and Disagreements with Accountants.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B, except for the following:

In February 2000, our former accountant, the firm of Haynie and Company, a California corporation ("Haynie"), resigned as our independent auditor. Haynie's reports on the financial statements for either of the past two (2) years did not contain an adverse opinion or disclaimer of opinion and the reports were not modified as to audit scope or accounting principles. The decision to change accountants was recommended and approved by our Board of Directors and did not result from any disagreement regarding our policies or procedures. In February 2000, we engaged new accountants, the firm of Singer, Lewak, Greenbaum & Goldstein, LLP as the principal accountants to audit our financial statements. A correspondence from Haynie dated April 12, 2000 specifying that our disclosures regarding the change in accountants are true and correct is attached to this Form 10-KSB as Exhibit 99.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.

Executive Officers and Directors. We are dependent on the efforts and abilities of certain of our senior management. The interruption of the services of key management could have a material adverse effect on our operations, profits and future development, if suitable replacements are not promptly obtained. We have entered into employment agreements with our key executives; however, no assurance can be given that each executive will remain with us during or after the term of his or her employment agreement. In addition, our success depends, in part, upon our ability to attract and retain other talented personnel. Although we believe that our relations with our personnel are good and that we will continue to be successful in attracting and retaining qualified personnel, there can be no assurance that we will be able to continue to do so. All of our officers and directors will hold office until their resignation or removal.

Our principal executive officers and the directors are specified in the following table:

================================================================================
Name                                   Age     Position
--------------------------------------------------------------------------------
Cooper Lee                             23      President, Director
--------------------------------------------------------------------------------
Crofton Cooper                         74      Chief Executive Officer,
                                               Secretary, Treasurer, Director
--------------------------------------------------------------------------------
Cecil Zeringue                         33      Vice President, Director
--------------------------------------------------------------------------------
Ray Taylor                             64      Vice President
================================================================================

Cooper Lee. Mr. Lee is the President and a director of the Company since 1995. Mr. Lee is primarily responsible for our technology development as well as our computer networking infrastructure. Mr. Lee, whose specialty is computer code programming, has developed an advanced computer network infrastructure, which was designed to minimize the human involvement necessary to manage the system and, therefore, allows us to offer communication-networking services at significant lower rates. In 1994 while attending Nicholls State University as a student, Mr. Lee began teaching computer classes and was responsible for maintaining 600 of the school's 1,400 computers.

Crofton Cooper. Mr. Cooper is the Chief Executive Officer, Secretary, Treasurer and a director of the Company since 1995. Mr. Cooper has extensive background and experience in corporate finance, including both private and public equity financing and has financed our operations since our inception. Prior to joining the Company in 1995, Mr. Cooper concentrated his business activities as a real estate developer in Orange, Los Angeles, and Riverside counties.

Cecil Zeringue. Cecil Zeringue is the Vice President of Operations and a director of the Company since 1995. Mr. Zeringue is responsible for our operations. Prior to joining the Company in 1995, Mr. Zeringue managed the day-to-day operations of Valley Electric, an electrical supply house in Houma, Louisiana. Mr. Zeringue graduated with a Masters of Business Administration from Nicholls State University in 1993 and a Bachelor of Science in Computer Science in 1989.

Ray Taylor. Mr. Taylor is the Executive Vice President of Marketing of the Company. From 1997 to the present, Mr. Taylor has been responsible for the real estate acquisitions of our network POPs. Mr. Taylor is responsible for contract negotiations, both in the United States and Mexico. Mr. Taylor has also been responsible for pricing and rate structures for the wholesale voice traffic. Prior to joining the Company in 1997, Mr. Taylor was a real estate developer, specializing in locating properties and performing market analysis.

Crofton Cooper, the Chief Executive Officer, Secretary, Treasurer and a director of the Company, is the grandfather of Cooper Lee, the President and a director of the Company. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any officer or director of the Company from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony, nor are any of the officers or directors of any corporation or entity affiliated with the Company so enjoined.

Section 16(a) Beneficial Ownership Reporting Compliance. We do not presently have knowledge as to whether all of our officers, directors, and principal shareholders have filed all reports required to be filed by those persons on, respectively, Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

Item 10.  Executive Compensation

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities to the Company payable to our Chief Executive Officer and our other whose total annual salary and bonus is anticipated to exceed $50,000 during the year ending December 31, 2000. We have adopted an incentive stock option plan for our executive officers which would result in additional compensation.

===============================================================================================================================
Name and Principal Position         Year     Annual Salary ($)     Bonus ($)        Other Annual         All Other Compensation
                                                                                  Compensation ($)
-------------------------------------------------------------------------------------------------------------------------------
Cooper Lee, President               2000        $52,000             None               None                      None
-------------------------------------------------------------------------------------------------------------------------------
Crofton Cooper, Chief Executive
Officer, Secretary, Treasurer       2000        $52,000             None               None                      None
-------------------------------------------------------------------------------------------------------------------------------
Cecil Zeringue, Vice-President      2000        $52,000             None               None                      None
-------------------------------------------------------------------------------------------------------------------------------
Ray Taylor, Vice-President          2000        $13,000             None               None                      None
===============================================================================================================================


Compensation of Directors. Directors who are also employees of the Company receive no extra compensation for their service on our Board of Directors.

Employment Contracts. On April 12, 2000, we entered into employment contracts with Cooper Lee, Crofton Cooper and Cecil Zeringue.

In October 1999, we entered into a three-year employment contract with Michael Garone, which provides for successive automatic one-year renewals unless terminated. We are obligated to pay a base salary of $5,000 per month through December 1999, $10,000 per month from January 2000 through October 2000 and 10% annual increases thereafter. Mr. Garone is also entitled to a sales commission of 1.5% on all sales of debit calling cards. We are also obligated to issue 50,000 shares of our $.001 par value common stock upon execution of the agreement. Mr. Garone may also be entitled to 960,000 shares of our $.001 par value common stock during a period of three years to be issued in equal quarterly installments of 80,000 shares, provided that Mr. Garone satisfies minimum profit targets, specified in the employment contract.

Shares Issued as Compensation for Services. In 1999, our officers, director and other employees, were issued 1,922,500 shares of our $.001 par value common stock as compensation for their services to us; specifically, their continuing efforts related to the development of certain technology which will be utilized by us in our business operations. Those shares were valued at what we believe was the fair market value at the time of issuance, which ranged from $0.60 to $1.90 per share.

We believe that we will issue an indeterminable amount of shares of our $.001 par value common stock as compensation for the services of officers, director and other employees in the year 2000.

Indemnification Agreements. On April 12, 2000, we entered into indemnification agreements with Cooper Lee, Crofton Cooper and Cecil Zeringue pursuant to which we agree to indemnify each such person for all expenses and liabilities, including criminal monetary judgments, penalties and fines, incurred by such person in connection with any criminal or civil action brought or threatened against such person by reason of such person being or having been our executive officer or director. In order to be entitled to indemnification by us, such person must have acted in good faith and in a manner such person believed to be in our best interests and, with respect to criminal actions, such person must have had no reasonable cause to believe his or her conduct was unlawful.

DISCLOSURE OF POSITION OF COMMISSION REGARDING INDEMNIFICATION FOR SECURITIES ACT LIABILITIES:

INSOFAR AS INDEMNIFICATION FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF 1933 MAY BE PERMITTED TO DIRECTORS, OFFICERS OR PERSONS CONTROLLING THE COMPANY PURSUANT TO THE FOREGOING PROVISIONS, THE COMPANY HAS BEEN INFORMED THAT IN THE OPINION OF THE SECURITIES AND EXCHANGE COMMISSION, SUCH INDEMNIFICATION IS AGAINST PUBLIC POLICY AS EXPRESSED IN THE SECURITIES ACT OF 1933 AND IS, THEREFORE, UNENFORCEABLE.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 1999, by (i) each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (ii) each of our directors and named executive officers, and (iii) all of our directors and executive officers as a group.

===============================================================================================================================
Title of Class                Name and Address of Beneficial          Amount and Nature of Beneficial         Percent of Class
                              Owner                                   Owner
-------------------------------------------------------------------------------------------------------------------------------
$.001 Par Value Common        David Lohrey                            850,000 shares                                    6.71%
Stock                         6 Leeward Rd
                              Belvedere, CA 94920
-------------------------------------------------------------------------------------------------------------------------------
$.001 Par Value Common        Cooper Lee, 5031 Birch Street,          1,500,000 shares, President,                     11.85%
Stock                         Suite G, Newport Beach,                 Director
                              California 92660
-------------------------------------------------------------------------------------------------------------------------------
$.001 Par Value Common        Crofton Cooper, 5031 Birch              2,400,000 shares, Chief Executive                18.96%
Stock                         Street, Suite G, Newport Beach,         Officer, Secretary, Treasurer,
                              California 92660                        Director
-------------------------------------------------------------------------------------------------------------------------------
$.001 Par Value Common        Cecil Zeringue, 5031 Birch              436,749 shares, Vice President,                   3.45%
Stock                         Street, Suite G, Newport Beach,         Director
                              California 92660
-------------------------------------------------------------------------------------------------------------------------------
$.001 Par Value Common        Ray Taylor, 5031 Birch Street,          400,000 shares, Vice President                    3.16%
Stock                         Suite G, Newport Beach,
                              California 92660
-------------------------------------------------------------------------------------------------------------------------------
$.001 Par Value Common                                                All directors and named executive                37.42%
Stock                                                                 officers as a group
===============================================================================================================================


Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control. We are not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403 of Regulation S-B.

Item 12.  Certain Relationships and Related Transactions.

Transactions with Promoters.

Not applicable.

Related Party Transactions. There have been no related party transactions which would be required to be disclosed pursuant to Item 404 of Regulation S-B, except for the following:

As of December 31, 1999, a trade payable of $59,798 for cash used for operations was due to Myles Reid Services, a Delaware corporation owned by Crofton Cooper, who is the Chief Executive Officer, a director and a major stockholder of the Company.

On December 21, 1999, we issued a promissory note for $125,000 payable to Jeryl Rochelle, a shareholder of the Company, for cash used for operations. The promissory note is unsecured, non-interest bearing and is convertible into restricted shares of our $.001 par value common stock at a conversion rate of $1.25 per share. The promissory note is payable or convertible on demand any time after March 15, 2000.


Item 13.  Exhibits and Reports on Form 8-K

3.1    Articles of Incorporation*
       (Charter Document)

3.2    Certificate of Amendment to Articles of Incorporation*
       (Charter Document)

3.3    Bylaws*

10.1   Employment Agreement with Crofton Cooper*
       (material contract)

10.2   Employment Agreement with Cooper Lee*
       (material contract)

10.3   Employment Agreement with Cecil Zeringue*
       (material contract)

10.4   Employment Agreement with Michael Garone*
       (material contract)

10.5   Indemnification Agreement with Crofton Cooper*
       (material contract)

10.6   Indemnification Agreement with Cooper Lee*
       (material contract)

10.7   Indemnification Agreement with Cecil Zeringue*
       (material contract)

10.8   Stock Option Plan*

27.    Financial Data Schedule

99     Correspondence from former accountants

* Previously filed as exhibits to Registration Statement on Form 8-A filed concurrently herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Newport Beach, California, on April 12, 2000.

                                                     TMEX USA, Inc.,
                                                     a Nevada corporation


                                                     By:  /s/ Cooper Lee
                                                          ----------------------
                                                          Cooper Lee
                                                     Its: President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

TMEX USA, Inc.


/s/ Crofton Cooper                                April 12, 2000
-------------------------------------------
Crofton Cooper, Chief Executive
Officer, Secretary, Treasurer, Director


/s/ Cecil Zerinque                                April 12, 2000
-------------------------------------------
Cecil Zeringue, Vice President, Director